Form 10-Q
period 1996-03-31
AMERICAN CABLE TV INVESTORS 3
filed 1996-05-14
CIK 742274

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 2-90004


                         AMERICAN CABLE TV INVESTORS 3
                 -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       State of California                     84-0939576
- ----------------------------------------  ------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)


          5619 DTC Parkway
         Englewood, Colorado                     80111
- ----------------------------------------  ------------------
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code:  (303) 267-5500


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X       No
                                         -----        -----

PART I - FINANCIAL INFORMATION


                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                                 Balance Sheets
                                  (unaudited)

                                          March 31,   December 31,
                                             1996         1995
                                          ----------  -------------
Assets                                      amounts in thousands
- ------
Cash and cash equivalents                   $ 5,336          5,057

Receivables                                      10             39

Investment in American Cable TV of
 Redlands
   Joint Venture ("Redlands")(note 1)            --            204
                                            -------         ------

                                            $ 5,346          5,300
                                            =======         ======


Liabilities and Partners' Equity
- --------------------------------

Accounts payable and accrued expenses            98            118

Amounts due to related parties (note 4)         399            278
                                            -------         ------

        Total liabilities                       497            396
                                            -------         ------

Partners' equity (deficit):
   General partners                          (2,124)        (2,110)
   Limited partners                           6,973          7,014
                                            -------         ------

        Total partners' equity                4,849          4,904
                                            -------         ------

Commitments and contingencies (notes 4
 and 5)
                                            $ 5,346          5,300
                                            =======         ======


See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                            Statements of Operations
                                  (unaudited)


                                            Three months ended
                                                 March 31,
                                          -----------------------
                                              1996        1995
                                          ------------  ---------
                                          amounts in thousands,
                                           except unit amounts

Selling, general and administrative
   expenses (note 4)                          $  (124)       (25)

Interest income                                    69         93

Share of earnings of Redlands (note 1)             --          7
                                              -------     ------

         Net earnings (loss)                  $   (55)        75
                                              =======     ======

Earnings (loss) per limited partnership
 unit
   (note 2)                                   $ (0.59)      0.80
                                              =======     ======

Limited partnership units outstanding          70,005     70,005
                                              =======     ======

See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1996
                                  (unaudited)


                               General    Limited
                              partners   partners   Total
                              ---------  ---------  ------
                                 amounts in thousands

Balance at January 1, 1996     $(2,110)     7,014   4,904

   Net loss                        (14)       (41)    (55)
                               -------      -----   -----

Balance at March 31, 1996      $(2,124)     6,973   4,849
                               =======      =====   =====



See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (unaudited)


                                           Three months ended
                                                March 31,
                                          ---------------------
                                             1996        1995
                                          -----------  --------
                                          amounts in thousands
                                              (see note 3)

Cash flows from operating activities:
   Net earnings (loss)                        $  (55)        75
   Adjustments to reconcile net
    earnings (loss)
      to net cash provided by operating
       activities:
         Share of earnings of Redlands
         Change in receivables                    29         --
         Change in accounts payable,
          accrued expenses
            and amounts due to related            95         89
             parties                          ------      -----

               Net cash provided by
                     operating                    69        157
                      activities              ------      -----

Cash flows from investing activities -
   Distribution from Redlands                    210         --
                                              ------      -----

Cash flows from financing activities              --         --
                                              ------      -----

               Net increase in cash
                  and cash equivalents           279        157

               Cash and cash
                equivalents:
                  Beginning of period          5,057      5,692
                                              ------      -----

                  End of period               $5,336      5,849
                                              ======      =====


See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 March 31, 1996
                                  (unaudited)


(1)  Basis of Financial Statement Preparation
     ----------------------------------------

     American Cable TV Investors 3 (the "Partnership" or "ACT 3") and American Cable TV Investors 2 ("ACT 2") owned 35% and 65%, respectively, of Redlands, a joint venture which was formed in 1984 to acquire, develop and operate cable television systems in and around Redlands, California. In connection with a dissolution, indemnification and contribution agreement (the "Dissolution Agreement"), Redlands was dissolved as of January 1, 1996. In accordance with the terms of the Dissolution Agreement, Redlands' net assets were distributed to ACT 2 and ACT 3 based on their respective ownership interests.

     TCI Cablevision Associates, Inc. ("Cablevision"), an indirect majority-owned subsidiary of Tele-Communications, Inc. ("TCI"), is the managing agent of the Partnership and owns 100% of the common stock of a general partner of the managing general partner of the Partnership.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying financial statements of the Partnership are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 1996, and the results of its operations for the three months ended March 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 1995 Annual Report on Form 10-K.

(2)  Allocation of Net Earnings and Net Losses
     -----------------------------------------

     Pursuant to the Partnership's limited partnership agreement, net earnings and net losses of the Partnership are allocated 1% to the general partners and 99% to the limited partners until the limited partners have received cumulative distributions equal to their original capital contributions ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings and net losses shall be 25% to the general partners and 75% to the limited partners.

     Net earnings (loss) per limited partnership unit is calculated by dividing net earnings (loss) attributable to the limited partners by the number of limited partnership units outstanding during the period. The limited partners achieved Payback in 1994. Accordingly, the Partnership's net earnings (losses) for the three months ended March 31, 1996 and 1995 have been allocated using the post-Payback percentages set forth above.

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                         Notes to Financial Statements


(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     The Partnership considers investments with initial maturities of three months or less to be cash equivalents. At March 31, 1996, $5,312,000 of commercial paper was included in cash and cash equivalents. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

(4)  Transactions with Related Parties
     ---------------------------------

     The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting or other services. Such reimbursements amounted to $9,000 for both of the three month periods ended March 31, 1996 and 1995.

     Amounts due to related parties represent non-interest-bearing payables to TCI and its affiliates consisting of (i) the net effect of cash advances and certain expense allocations and (ii) legal fees and costs associated with the litigation described in note 5.

(5)  Litigation
     ----------

     On September 30, 1994, a limited partner of the Partnership filed suit in United States District Court for the District of Colorado (the "District Court") against the managing general partner of the Partnership. A similar suit was filed against the managing general partner of ACT 2. The lawsuit, as amended, also names certain affiliates of the Partnership's managing general partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 and that certain defendants breached a fiduciary duty to the plaintiff in connection with the sale of the Redlands cable television system. The defendants believe that the claims asserted are without merit and intend to vigorously defend the actions. The defendants moved to dismiss various claims asserted in the complaint and the plaintiff opposed such motions. The defendants' motion was denied by the District Court on March 24, 1995.

     On November 3, 1995, the District Court granted the plaintiff's motion for certification of this case as a class action. The class has been defined to include all persons who were limited partners of ACT 3 as of the close of business on October 1, 1993, excluding, however, the defendants, their parent corporations, subsidiaries, and affiliates. A pre-trial conference was conducted on April 9, 1996 and a trial has been scheduled for the spring of 1997.


                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                         Notes to Financial Statements

     Section 21 of the Partnership's limited partnership agreement (the "Partnership Agreement") provides that the General Partners and their affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of the Partnership, provided that the General Partners determine, in good faith, that such course of conduct was in the best interests of the Partnership and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct.

     Through March 31, 1996, the Partnership and ACT 2 have received requests from the General Partners and certain affiliates for the advancement of legal and other fees and expenses associated with the above-described lawsuit totaling $1,256,000. Consistent with the terms of the Partnership Agreement, this amount has been advanced by the Partnership and ACT 2. The Partnership's 50% share of such fees and expenses for the three months ended March 31, 1996, which totals approximately $102,000, has been included in selling, general, and administrative expenses in the accompanying financial statements. Fees and costs incurred by the defendants will continue to be paid in equal shares by the Partnership and ACT 2 as they are incurred and approved.


     The litigation will have the effect of delaying the Partnership's final cash distributions. In addition, any successful indemnification claims by the defendants would have the effect of reducing the amount of such final cash distributions.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)


Management's Discussion and Analysis of
- ---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------

     Material Changes in Results of Operations
     -----------------------------------------

     The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the three month periods ended March 31, 1996 and 1995 include (i) the advancement of legal fees and costs associated with the litigation described in note 5 to the accompanying financial statements, (ii) legal and other costs associated with its administration and dissolution, and (iii) interest income earned on its invested cash and cash equivalent balances. Changes in interest income for the three month period ended March 31, 1996, as compared to the corresponding prior year amounts, are due primarily to changes in the amount of available cash held for investment.

     Material Changes in Financial Condition
     ---------------------------------------

     The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of its liabilities. However, the Partnership currently is unable to predict the timing or amount of such final cash distributions due primarily to the existence of the litigation described in note 5 to the accompanying financial statements.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- ------   --------------------------------

     (a)  Exhibits:

          (27)  Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1996 - none

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AMERICAN CABLE TV INVESTORS 3
                                (A Limited Partnership)

                        By:  IR-TCI PARTNERS III,

                             Its Managing General Partner

                        By:  TCI VENTURES, INC.,
                             A General Partner



Date:    May 14, 1996   By:  /s/ Gary K. Bracken
                             ------------------------------
                             Gary K. Bracken
                             Vice President and Controller
                             (Principal Accounting Officer)