Form 10-Q
period 1996-09-30
AMERICAN CABLE TV INVESTORS 3
filed 1996-11-06
CIK 742274

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            Form 10-Q



(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended September 30, 1996

(  ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 2-90004


                          AMERICAN CABLE TV INVESTORS 3
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


       State of California                         84-0939576
-------------------------------                 ----------------
State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


       5619 DTC Parkway
      Englewood, Colorado                             80111
-------------------------------                    ----------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:   (303)  267-5500


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.   Yes   X       No
                ---         ---

PART I - FINANCIAL INFORMATION

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)

                         Balance Sheets
                           (unaudited)





                                     September 30, December 31,
                                         1996         1995
                                     ------------  ------------

Assets                                   amounts in thousands

Cash and cash equivalents               $ 4,924        5,057

Receivables                                  10           39

Investment in American Cable TV of
 Redlands Joint Venture
 ("Redlands")(note 1)                        --          204
                                        -------      -------

                                        $ 4,934        5,300
                                        =======      =======


Liabilities and Partners' Equity

Accounts payable and accrued expenses        68          118

Amounts due to related parties
 (note 4)                                    47          278
                                        -------      -------

   Total liabilities                        115          396
                                        -------      -------

Partners' equity (deficit):
 General partners                       (2,131)       (2,110)
 Limited partners                         6,950        7,014
                                        -------      -------

   Total partners' equity                 4,819        4,904
                                        -------      -------
Commitments and contingencies
 (notes 4 and 5)                        $ 4,934        5,300
                                        =======      =======




See accompanying notes to financial statements.

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)

                    Statements of Operations
                           (unaudited)





                                    Three months         Nine months
                                       ended               ended
                                   September 30,        September 30,
                                  --------------       --------------
                                  1996      1995       1996      1995
                                  ----      ----       ----      ----
                                         amounts in thousands,
                                          except unit amounts

Selling, general and
 administrative expenses
 (note 5)                        $ (98)    (253)       (377)    (299)

Interest income                     58       74         260      254

Other income                        32       --          32       --


Share of earnings of Redlands       --        2          --       13
                                 -----    -----       -----    -----

    Net loss                     $  (8)    (177)        (85)     (32)
                                 =====    =====       =====    =====

Loss per limited partnership
 unit (note 2)                  $(0.09)   (1.90)      (0.91)   (0.34)
                                ======    =====      ======   ======
Limited partnership units
 outstanding                    70,005   70,005      70,005   70,005
                                ======   ======      ======   ======

See accompanying notes to financial statements.

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)

                  Statement of Partners' Equity

              Nine months ended September 30, 1996
                           (unaudited)

                                      General   Limited
                                     partners  partners   Total
                                        amounts in thousands

Balance at January 1, 1996           $(2,110)   7,014     4,904

 Net loss                                (21)     (64)      (85)
                                     -------   ------    ------

Balance at September 30, 1996        $(2,131)   6,950     4,819
                                     =======   ======    ======


See accompanying notes to financial statements.

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)

                    Statements of Cash Flows
                           (unaudited)


                                              Nine months ended
                                                September 30,
                                             -------------------
                                              1996        1995
                                             ------      ------
                                            amounts in thousands
                                                (see note 3)

Cash flows from operating activities:
 Net loss                                    $ (85)      (32)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Share of earnings of Redlands                --      (13)
    Change in receivables                        29        19
     Change in accounts payable, accrued
      expenses and amounts due to related
      parties                                  (287)     (459)
                                             ------    ------

       Net cash used in operating activities   (343)     (485)
                                             ------    ------

Cash flows from investing activities -
 Distribution from Redlands                     210        --
                                             ------    ------

Cash flows from financing activities             --        --
                                             ------    ------

        Net decrease in cash
         and cash equivalents                  (133)     (485)

       Cash and cash equivalents:
        Beginning of period                   5,057     5,692
                                             ------    ------

        End of period                        $4,924     5,207
                                             ======    ======

See accompanying notes to financial statements.

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)

                  Notes to Financial Statements

                       September 30, 1996
                           (unaudited)


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

     TCI   Cablevision   Associates,  Inc.  ("Cablevision"),   an
     indirect subsidiary of Tele-Communications, Inc. ("TCI"), is the managing agent of the Partnership.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying financial statements of the Partnership are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 1996, and the results of its operations for the nine months ended September 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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

     Net loss per limited partnership unit is calculated by dividing net loss attributable to the limited partners by the number of limited partnership units outstanding during the period. The limited partners achieved Payback in 1994. Accordingly, the Partnership's net losses for the nine months ended September 30, 1996 and 1995 have been allocated using the post-Payback percentages set forth above.

                                                      (continued)

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)

                  Notes to Financial Statements


(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     The Partnership considers investments with initial maturities of six months or less to be cash equivalents. At September 30, 1996, $4,924,000 of commercial paper was included in cash and cash equivalents. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

(4)  Transactions with Related Parties
     ---------------------------------
     The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting or other services. Such reimbursements amounted to $27,000 for both of the nine month periods ended September 30, 1996 and 1995.

     Amounts due to related parties represent non-interest-bearing payables to TCI and its affiliates consisting of (i) the net effect of cash advances and certain expense allocations and (ii) the advancement of legal and other fees and expenses associated with the litigation described in note 5.

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

     On November 3, 1995, the District Court granted the plaintiff's motion for certification of this case as a class action. The class has been defined to include all persons who were limited partners of ACT 3 as of the close of business on October 1, 1993, excluding, however, the defendants, their parent corporations, subsidiaries, and affiliates. A pre-trial conference was conducted on April 9, 1996 and a trial has been scheduled for the spring of 1997. On August 5, 1996, the defendants filed a motion for summary judgment on all of the plaintiff's claims, as well as separate partial summary judgment motions with respect to certain of the plaintiff's claims. The plaintiff filed a cross-motion for partial summary judgment on one aspect of the case. The motions have been fully briefed, however, the District Court has not yet ruled on such motions.


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

     Through September 30, 1996, ACT 3 and ACT 2 have received requests from the General Partners and certain affiliates for the advancement of legal and other fees and expenses associated with the above-described lawsuit totaling $1,677,000. Consistent with the terms of the Partnership Agreement, this amount has been advanced by ACT 3 and ACT 2. ACT 3's 50% share of such fees and expenses for the nine months ended September 30, 1996 and 1995, which totals approximately $313,000 and $221,000, respectively, has been included in selling, general, and administrative expenses in the accompanying financial statements. Fees and expenses incurred by the defendants will continue to be paid in equal shares by the Partnership and ACT 2 as they are incurred and approved.

     The litigation will have the effect of delaying the Partnership's final cash distributions. In addition, any successful indemnification claims by the defendants would have the effect of reducing the amount of such final cash distributions.

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)


Management's Discussion and Analysis of
---------------------------------------
  Financial Condition and Results of Operations
  ---------------------------------------------

          Material Changes in Results of Operations
          -----------------------------------------

     The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the nine month periods ended September 30, 1996 and 1995 include (i) the advancement of legal and other fees and expenses associated with the litigation described in note 5 to the accompanying financial statements,
(ii) costs associated with the administration of the Partnership, and (iii) interest income earned on its invested cash and cash equivalents. In addition, the Partnership recognized other income in 1996 as a result of changes in amounts previously accrued.

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


Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

     (a)  Exhibits:

          (27)  Financial Data Schedule

          (b)  Reports on Form 8-K filed during the quarter ended
          September 30,
               1996 - none

                           SIGNATURES


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

                                    AMERICAN CABLE TV INVESTORS 3
                                     (A Limited Partnership)

                                By: IR-TCI PARTNERS III,
                                    Its Managing General Partner

                                By: TCI VENTURES, INC.,
                                    A General Partner



Date: November 5, 1996         By: /s/ Gary K. Bracken
                                    Gary K. Bracken
                                    Vice President and Controller
                                    (Principal Accounting Officer)