Form 10-K
period 1996-12-31
AMERICAN CABLE TV INVESTORS 3
filed 1997-03-28
CIK 742274

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____ to _____

Commission File Number 2-90004


                         AMERICAN CABLE TV INVESTORS 3
      -------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


        State of Colorado                                 84-0939576
  --------------------------------                   ----------------------
   (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                   Identification Number)

           5619 DTC Parkway
        Englewood, Colorado                                    80111
----------------------------------------              ----------------------
(Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code:  (303) 267-5500

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:
          70,005 Limited Partnership Units Sold to Investors at $500 per Unit

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. [X]  Yes     [_]  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. -- N/A

                         AMERICAN CABLE TV INVESTORS 3
                        1996 ANNUAL REPORT ON FORM 10-K

                               Table of Contents

                                                                      Page
                                                                      ----
                                    PART I

Item 1.   Business..................................................    I-1

Item 2.   Properties................................................    I-2

Item 3.   Legal Proceedings.........................................    I-2

Item 4.   Submission of Matters to a Vote of Security Holders.......    I-2

                                    PART II

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters.............................    II-1

Item 6.   Selected Financial Data...................................    II-2

Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    II-3

Item 8.   Financial Statements and Supplementary Data...............    II-3

Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure....................    II-3

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant........    III-1

Item 11.  Executive Compensation....................................    III-4

Item 12.  Security Ownership of Certain Beneficial Owners
             and Management.........................................    III-4

Item 13.  Certain Relationships and Related Transactions............    III-4

                                    PART IV

Item 14.  Exhibits, Financial Statements and  Financial Statement
             Schedules, and Reports on Form 8-K.....................    IV-1

                                    PART I.


Item 1.   Business.
------    --------

     (a)  General Development of Business
          -------------------------------

     American Cable TV Investors 3 (the "Partnership" or "Act 3") is a California limited partnership which was formed in January of 1984 for the purpose of acquiring, developing and operating cable television systems.
Through December 31, 1995 the Partnership had a 35% ownership interest in American Cable TV of Redlands Joint Venture ("Redlands"), which also was formed for the purpose of acquiring, developing and operating cable television systems. American Cable TV Investors 2 ("ACT 2"), an affiliate, owned the 65% majority interest in Redlands. In connection with a dissolution, indemnification and contribution agreement (the "Dissolution Agreement"), Redlands was dissolved as of January 1, 1996. In accordance with the terms of the Dissolution Agreement, Redlands' net assets were distributed to ACT 2 and ACT 3 based on their respective ownership interests. See note 1 to the accompanying financial statements.

      The Partnership's two general partners (the "General Partners") are John
V. Saeman and IR-TCI Partners III, a California limited partnership and the Partnership's managing general partner (the "Managing General Partner"). The two general partners of the Managing General Partner are Integrated Cable Corp. ("Cable Corp."), an indirect subsidiary of Presidio Capital Corp. ("Presidio"), and TCI Ventures, Inc., a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). Integrated Resources, Inc. ("Integrated") transferred its ownership interest in Cable Corp. to a subsidiary of Presidio in connection with the November 1994 conclusion of Integrated's bankruptcy proceedings. The limited partner of the Managing General Partner is Cablevision Equities IV, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect wholly-owned subsidiary of Tele-Communications, Inc. ("TCI") and is the managing agent of the Partnership. See note 3 to the accompanying financial statements. In its public offering that was conducted from October 1984 through December 1985, the Partnership sold 70,005 limited partnership units at a price of $500 per unit ("Unit").

     Effective December 1, 1993, the Partnership sold all of its cable television assets in four separate sales transactions (collectively, the "Sales Transactions"). As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership is currently unable to predict the timing or amount of any such liquidating distributions due primarily to the existence of the litigation described in note 4 to the accompanying financial statements.

     Prior to the consummation of the Sales Transactions, the Partnership's cable television assets were comprised of three wholly-owned cable television systems (collectively, the "Wholly-Owned Systems") and the above-described 35% ownership interest in Redlands. The Wholly-Owned Systems were located in and around (i) Tuolumne County, California, (ii) southeast Georgia and (iii) Murfreesboro, Gallatin and Franklin Counties and Estill Springs, Tennessee. Redlands owned a cable television system located in and around Redlands, California (the "Redlands System").

     (b)  Financial Information about Industry Segments
          ---------------------------------------------

          Not applicable.

     (c)  Narrative Description of Business
          ---------------------------------

          Not applicable.

     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
          Export Sales
          ------------

          Not applicable.

Item 2.   Properties.
------    ----------

          Not applicable.

Item 3.   Legal Proceedings.
------    -----------------

          On September 30, 1994, a limited partner of the Partnership filed suit in United States District Court for the District of Colorado against the managing general partner of the Partnership. See note 4 to the accompanying financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          None.

                                   PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
------    ---------------------------------------------------------------------

     In its public offering that was conducted from October 1984 through December 1985, the Partnership sold 70,005 Units at a price of $500 per Unit. At December 31, 1996, there were approximately 4,300 Unit holders.

     The Partnership made no cash distributions during the year ended December 31, 1996. In January of 1994, the Partnership's limited partners (the "Limited Partners") received cash distributions of $1,000 per Unit in connection with the Sales Transactions.

     The Partnership anticipates that final cash distributions to its partners will occur as soon as possible following the final determination and satisfaction of its liabilities. However, the Partnership is currently unable to predict the timing or amount of any such liquidating distributions due primarily to the existence of the litigation described in note 4 to the accompanying financial statements. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of
---------------------------------------------------------------------------
Operations - General."
---------------------

     Although the Units are freely transferable, no public trading market for the Units exists. To the extent that an informal or secondary market exists, Limited Partners may only be able to sell Units at a substantial discount from the Units' proportionate share of the underlying net assets of the Partnership.

Item 6.   Selected Financial Data.
------    -----------------------

     Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 1996 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included elsewhere herein):

     SUMMARY BALANCE SHEET DATA:
     --------------------------

                                                             December 31,
                                         -------------------------------------------------
                                         1996(1)     1995(1)    1994(1)    1993(1)    1992
                                         -----       ------     ------     ----       ----
                                                        amounts in thousands
     Cash and cash equivalents         $  4,967      5,057      5,692      88,860      2,337
     Investment in Redlands            $     --        204        178       6,732     (4,068)
     Property and equipment, net       $     --         --         --          --     22,184
     Franchise costs and
      other intangibles, net           $     --         --         --          --      6,722
     Total assets                      $  4,967      5,300      5,928      95,825     28,286
     Debt                              $     --         --         --         475     14,685
     Partners' equity                  $  4,695      4,904      5,187      90,139     10,252
     Outstanding Units                       70         70         70          70         70

     SUMMARY STATEMENT OF OPERATIONS DATA:
     ------------------------------------

                                                    Years ended December 31,
                                       ------------------------------------------------------
                                        1996 (2)     1995(2)    1994(2)     1993(2)      1992
                                       ---------     -------    -------     -------      ----
                                          amounts in thousands, except per Unit data
     Revenue                           $      --          --          --     20,053    19,991
     Operating income (loss)           $    (512)       (637)       (154)     2,828     3,810
     Share of earnings (losses)
      of Redlands                      $      --          26          57     10,749    (1,012)
     Gain on sale of cable
      television systems               $      --          --          --     66,766        --
     Interest expense                  $      --          --          --       (635)   (1,072)
     Earnings (loss) before
      extraordinary item               $    (209)       (283)        244     80,062     1,873
     Earnings (loss) per Unit
      before extraordinary item        $   (2.24)      (3.03)       2.61     943.65     26.49
     Distributions per Unit (3)        $      --          --       1,000         --        --

____________________

     (1) The December 31, 1996, 1995, 1994 and 1993 summary balance sheet data reflect the effects of the Sales Transactions.

     (2) As a result of the December 1, 1993 consummation of the Sales Transactions, the Partnership's statement of operations include (i) no cable television operating results for the years ended December 31, 1996, 1995, and 1994 and (ii) eleven months of cable television operating results for the year ended December 31, 1993.

     (3) In January 1994, the Partnership made a distribution of $1,000 per Unit to its Limited Partners. The Partnership anticipates that final cash distributions to its partners will occur as soon as possible following the final determination and satisfaction of its liabilities. See "Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
          Results of Operations-General."
          ------------------------------

Item 7.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
Results of Operations.
---------------------

     General
     -------

     Effective December 1, 1993, the Partnership sold all of its cable television assets in four separate Sales Transactions. As a result of the Sales Transactions, which were approved by the Limited Partners (and the limited partners of ACT 2 in the case of the sale of the Redlands System), the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. However, the Partnership is currently unable to predict the timing or amount of such final cash distributions due primarily to the existence of the litigation described in note 4 to the accompanying financial statements.

     Inflation has not had a significant impact on the Partnership's financial condition or results of operations during the three-year period ended December 31, 1996.

     Results of Operations
     ---------------------

     As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the years ended December 31, 1996, 1995, and 1994 include (i) $395,000 and $526,000 in 1996 and 1995, respectively, for the advancement of legal fees and costs associated with the litigation described in note 4 to the accompanying financial statements, (ii) costs associated with the administration of the Partnership and (iii) interest income earned on the Partnership's invested cash and cash equivalents. The Partnership also recognized other expenses in 1994 due to differences between the final post-closing settlement amounts and amounts previously accrued. Changes in interest income are due primarily to changes in the amount of available cash held for investment.

     Liquidity and Capital Resources
     -------------------------------

     The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of its liabilities. However, the Partnership is currently unable to predict the timing or amount of any such liquidating cash distributions due primarily to the existence of the litigation described in note 4 to the accompanying financial statements.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

     The financial statements of the Partnership are filed under this item beginning on page II-4. All financial statement schedules are omitted as they are not required or are not applicable.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
------    ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          None.

                         Independent Auditors' Report



The Partners
American Cable TV Investors 3:



We have audited the accompanying balance sheets of American Cable TV Investors 3 (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1 to the financial statements, the Partnership sold all of its cable television assets in December of 1993 and is currently in the process of determining its final liabilities so liquidating distributions can be made.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 3 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                    KPMG Peat Marwick LLP



Denver, Colorado
March 14, 1997

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                                Balance Sheets

                          December 31, 1996 and 1995

                                 (see note 1)

Assets                                               1996        1995
------                                            ----------  ----------
                                                  amounts in thousands
Cash and cash equivalents                           $ 4,967       5,057

Receivables                                              --          39

Investment in American Cable TV of Redlands
   Joint Venture ("Redlands") (note 1)                   --         204
                                                    -------      ------

                                                    $ 4,967       5,300
                                                    =======      ======


Liabilities and Partners' Equity
--------------------------------

Accounts payable and accrued expenses               $    67         118

Amounts due to related parties (notes 1 and 3)          205         278
                                                    -------      ------

     Total liabilities                                  272         396
                                                    -------      ------

Partners' equity (deficit):
   General partners                                  (2,162)     (2,110)
   Limited partners                                   6,857       7,014
                                                    -------      ------

     Total partners' equity                           4,695       4,904
                                                    -------      ------

Contingency (note 4)

                                                    $ 4,967       5,300
                                                    =======      ======

See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                           Statements of Operations

                 Years ended December 31, 1996, 1995 and 1994

                                 (see note 1)

                                             1996       1995    1994
                                           ---------  --------  -----
                                             amounts in thousands,
                                            except per unit amounts
Selling, general, and administrative
  (notes 3 and 4)                            $ (512)     (637)  (154)

Interest income                                 303       328    399

Share of earnings of Redlands
  (notes 1 and 2)                                --        26     57

Other expense                                    --        --    (58)
                                             ------     -----   ----

      Net earnings (loss)                    $ (209)     (283)   244
                                             ======     =====   ====

Earnings (loss) per limited
 partnership unit ("Unit")                   $(2.24)    (3.03)  2.61
                                             ======     =====   ====

See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                   Statements of Partners' Equity (Deficit)

                 Years ended December 31, 1996, 1995 and 1994

                                 (see note 1)

                                  General    Limited
                                 partners   partners    Total
                                 ---------  ---------  --------
                                     amounts in thousands
Balance at January 1, 1994       $ 13,091     77,048    90,139

     Net earnings                      61        183       244

     Distribution to partners     (15,191)   (70,005)  (85,196)
                                 --------    -------   -------

Balance at December 31, 1994       (2,039)     7,226     5,187

     Net loss                         (71)      (212)     (283)
                                 --------    -------   -------

Balance at December 31, 1995       (2,110)     7,014     4,904

     Net loss                         (52)      (157)     (209)
                                 --------    -------   -------

Balance at December 31, 1996     $ (2,162)     6,857     4,695
                                 ========    =======   =======

See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                           Statements of Cash Flows

                 Years ended December 31, 1996, 1995 and 1994

                                 (see note 1)

                                                         1996    1995    1994
                                                        -------  -----  -------
                                                         amounts in thousands
Cash flows from operating activities:
   Net earnings (loss)                                   $(209)  (283)     244
   Adjustments to reconcile net earnings (loss) to net
    cash used in operating activities:
      Payment of expenses accrued but not
        paid in prior periods                               --     --     (475)
      Receipt of interest earned but not
        received in prior periods                           --     --      541
      Share of earnings of Redlands                         --    (26)     (57)
      Changes in operating assets and
        liabilities:
          Decrease in receivables and other
           assets                                           39     19      175
          Increase (decrease) in:
           Accounts payable and accrued
             expenses                                      (51)    48     (508)
           Amounts due to related parties                  (79)  (393)  (1,664)
                                                         -----   ----   ------

             Net cash used in operating
               activities                                 (300)  (635)  (1,744)
                                                         -----   ----   ------

Cash flows from investing activities:
   Distribution received from Redlands                     210     --    5,300
   Repayment of loan to Redlands                            --     --      770
   Payment of disposition fees related to 1993 sales        --     --   (2,298)
                                                         -----   ----   ------

             Net cash provided by
               investing activities                      $ 210     --    3,772
                                                         -----   ----   ------


                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                      Statements of Cash Flows, continued

                                                 1996     1995     1994
                                                -------  ------  --------
                                                  amounts in thousands
Cash flows from financing activities -
   Distributions to partners                    $   --      --   (85,196)
                                                ------   -----   -------


          Net decrease in cash and cash
            equivalents                            (90)   (635)  (83,168)

          Cash and cash equivalents:
            Beginning of year                    5,057   5,692    88,860
                                                ------   -----   -------

            End of year                         $4,967   5,057     5,692
                                                ======   =====   =======

See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                         Notes to Financial Statements

                       December 31, 1996, 1995 and 1994


(1)  Organization and Sales Transactions
     -----------------------------------

     American Cable TV Investors 3 (the "Partnership" or "ACT 3") is a California limited partnership which was formed in January of 1984 for the purpose of acquiring, developing, and operating cable television systems. The Partnership had a 35% ownership interest in Redlands, which also was formed in 1984 for the purpose of acquiring, developing and operating cable television systems. American Cable TV Investors 2 ("ACT 2"), an affiliate, owned the 65% majority interest in Redlands. In connection with a dissolution, indemnification and contribution agreement (the "Dissolution Agreement"), Redlands was dissolved on January 1, 1996. In accordance with the terms of the Dissolution Agreement, Redlands' net assets were distributed to ACT 2 and ACT 3 based on their respective ownership interests.

     The Partnership's two general partners (the "General Partners") are John V. Saeman and IR-TCI Partners III, a California limited partnership and the Partnership's managing general partner (the "Managing General Partner"). The two general partners of the Managing General Partner are TCI Ventures Inc., a wholly-owned subsidiary of TCI Cablevision Associates, Inc. ("Cablevision") and Integrated Cable Corp. ("Cable Corp."), an indirect subsidiary of Presidio Capital Corp. ("Presidio"). The limited partner of the Managing General Partner is Cablevision Equities IV, a limited partnership whose partners are former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of Tele-Communications, Inc. ("TCI") and is the managing agent of the Partnership. See note 3. From October 1984 through December 1985, the Partnership sold 70,005 Units to the public resulting in gross proceeds of $35,002,500.

     Effective December 1, 1993, the Partnership sold all of its cable television assets in four separate sales transactions (collectively, the "Sales Transactions"). As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. See note 4.

     In one Sales Transaction, the Partnership sold its cable television system located in and around Tuolumne County, California (the "Tuolumne System") to York Cable Television, Inc. ("York") for net cash proceeds of $19,266,000. In a simultaneous transaction, York exchanged the Tuolumne System for a cable television system owned by an indirect wholly-owned subsidiary of TCI. As a result of such transactions (collectively, the "Tuolumne Sale"), TCI became the indirect owner of the Tuolumne System. At the time of the Tuolumne Sale, York could have been deemed to be an affiliate of TCI due to the fact that an affiliate of TCI indirectly held an approximate 13% effective ownership interest in York.

     In a second Sales Transaction, the Partnership sold its cable television system located in southeast Georgia to Bresnan Communications Company Limited Partnership ("Bresnan") for net cash proceeds of $25,529,000 (the "Coastal Sale"). Bresnan is an indirect subsidiary of TCI.

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                         Notes to Financial Statements


     In a third Sales Transaction, the Partnership sold its cable television system located in and around Murfreesboro, Gallatin and Franklin Counties and Estill Springs, Tennessee to 1st CableVision, Inc. ("1st CableVision") for net cash proceeds of $52,888,000 (the "Mid-Tennessee Sale"). On the date of the Mid-Tennessee Sale, TCI indirectly held an effective economic interest of 32% in 1st Cablevision.

     The net cash proceeds set forth above for the Tuolumne, Coastal and Mid-Tennessee Sales include post-closing adjustments of $197,000, $201,000 and $497,000, respectively. Such post-closing adjustments were paid by the Partnership to the respective buyers during 1994.

     The Tuolumne, Coastal and Mid-Tennessee Sales (collectively, the "Wholly-Owned System Sales") were approved by the limited partners of the Partnership (the "Limited Partners") on November 23, 1993. Concurrently with the December 1, 1993 closings, the Partnership used a portion of the proceeds from the Wholly-Owned System Sales to repay bank debt of $9,552,000 and pay disposition fees aggregating $605,000 to an unaffiliated investment banking firm.

     In a fourth Sales Transaction, Redlands sold its cable television system located in and around Redlands, California (the "Redlands System") to an indirect subsidiary of TCI for net cash proceeds of $65,661,000 (the "Redlands Sale"). The Redlands Sale was approved by the Limited Partners and the limited partners of ACT 2 on November 23, 1993. Concurrently with the December 1, 1993 closing, Redlands used a portion of the resulting proceeds to repay bank debt of $41,000,000 and pay a disposition fee to an unaffiliated investment banking firm of $411,000. As noted above, the Partnership had a 35% ownership interest in Redlands.

     In January of 1994, Redlands (i) paid a disposition fee to Cablevision of $2,416,000 in connection with the Redlands Sale, (ii) repaid all accrued interest ($542,000) and principal ($770,000) outstanding pursuant to Redlands' subordinated promissory note payable to the Partnership, (iii) repaid all accrued interest ($1,007,000) and principal ($1,430,000) outstanding pursuant to Redlands' subordinated promissory note payable to ACT 2 and (iv) made initial cash distributions to the Partnership and ACT 2 of $5,300,000 and $8,989,000, respectively (which amounts have been adjusted to reflect the allocation of the Redlands Sale disposition fees pursuant to the ACT 2 and ACT 3 limited partnership agreements). The Partnership then (i) paid a $2,298,000 disposition fee to Cablevision in connection with the Wholly-Owned System Sales, (ii) repaid all amounts due ($476,000) pursuant to the Partnership's subordinated promissory note payable to Cablevision and (iii) made initial distributions of $15,191,000 and $70,005,000 to its General Partners and Limited Partners, respectively.

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                         Notcs to Financial Statements


     The foregoing initial distribution amounts do not include any amounts that might be included in the Partnership's final cash distributions. The Partnership anticipates that the final cash distributions to its partners will occur as soon as possible following the final determination and satisfaction of its liabilities. However, the Partnership is currently unable to predict the timing or amount of such final cash distribution due primarily to the existence of the litigation described in note 4.

     The allocation of cash distributions to the General and Limited Partners is based upon percentages set forth in ACT 3's limited partnership agreement (the "Partnership Agreement") and therefore, such allocation is not directly affected by the General and Limited Partners' respective financial statement capital account balances (which balances include the original capital contributions of each class of partners and the allocation of the Partnership's inception-to-date net earnings). Accordingly, the amounts ultimately distributed to the Partnership's partners will not correspond to the respective financial statement capital account balances of the General and Limited Partners. However, due to differences in the financial statement and federal income tax treatment of the allocation of the gain recognized in connection with the Sales Transactions, the amounts ultimately distributed to the Partnership's partners will correspond to their respective capital account balances, as reported for federal income tax purposes.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     Allocation of Net Earnings and Net Losses
     -----------------------------------------
     Pursuant to the Partnership Agreement, net earnings and net losses of the Partnership are allocated, and distributable cash from operations, sales or refinancings, shall be distributed 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received cumulative distributions equal to their original capital contributions ("Payback"). After the Limited Partners have received distributions equal to Payback, the allocations of net earnings, net losses and credits, and distributions of distributable cash from operations, sales or refinancings, shall be 25% to the General Partners and 75% to the Limited Partners.

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                         Notes to Financial Statements


     Net earnings (loss) per Unit is calculated by dividing net earnings attributable to the Limited Partners by the number of Units outstanding during the year. The number of Units outstanding for each of the years in the three-year period ended December 31, 1996 was 70,005. The Partnership's January 1994 distributions allowed Limited Partners to achieve Payback. Because such distributions were funded with proceeds from the Sales Transactions (see note 1), Payback was deemed to have occurred in connection with the December 1, 1993 consummation of the Sales Transactions. Accordingly, the Partnership's net earnings (loss) for the years ended December 31, 1996, 1995 and 1994 have been allocated using the post-Payback percentages set forth above.

     Statement of Cash Flows
     -----------------------
     Cash and cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition. At December 31, 1996 and 1995 $4,955,000 and $5,000,000, respectively, of commercial paper was included in cash and cash equivalents. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

     Cash paid by the Partnership for interest was none in 1996 and 1995 and $75,000 in 1994.

     Investment in Redlands
     ----------------------
     With the exception of disposition fees, earnings or losses of Redlands are allocated and distributions are made to the Partnership and to ACT 2 in the ratio of their respective ownership interests. Disposition fees are allocated based upon the provisions set forth in the ACT 2 and ACT 3 limited partnership agreements. The Partnership accounted for its investment in Redlands using the equity method. Under this method, the investment, originally recorded at cost, was adjusted to recognize the Partnership's share of the earnings or losses of Redlands as they occurred and distributions as they were received. In connection with the Dissolution Agreement, Redlands was dissolved as of January 1, 1996. In accordance with the terms of the Dissolution Agreement, Redlands' net assets were distributed to ACT 2 and ACT 3 based on their respective ownership interests. See note 1.

     Income Taxes
     ------------
     No provision has been made for income tax expense or benefit in the accompanying financial statements as the earnings or losses of the Partnership are reported in the respective income tax returns of the partners.

     The Partnership had taxable income (losses) of $(220,000), $(166,000) and $397,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Estimates
     ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                         Notes to Financial Statements


(3)  Transactions with Related Parties
     ---------------------------------

     The consummation of the Sales Transactions resulted in the sale of all of the Partnership's cable television assets to subsidiaries and affiliates of TCI. In connection with the Sales Transactions, the Partnership and Redlands paid disposition fees to Cablevision (as provided by the Partnership's limited partnership agreement) and made distributions to their partners. See note 1.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements amounted to $36,000 in each of the years in 1996, 1995 and 1994.

     Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of (i) the net effect of cash advances and certain intercompany expense allocations and (ii) the advancement of legal and other fees and expenses associated with the litigation described in note 4.

(4)  Litigation
     ----------

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

     On November 3, 1995, the District Court granted the plaintiff's motion for certification of this case as a class action. The class has been defined to include all persons who were limited partners of ACT 3 as of the close of business on October 1, 1993, excluding, however, the defendants, their parent corporations, subsidiaries, and affiliates. On August 5, 1996, the defendants filed a motion for summary judgment on all of the plaintiff's claims, as well as separate partial summary judgment motions with respect to certain of the plaintiff's claims. The plaintiff filed a cross-motion for partial summary judgment on one aspect of the case. The motions have been fully briefed, however, the District Court has not yet ruled on such motions. On January 7, 1997, the District Court issued an order consolidating this case with a similar case filed against the managing general partner of ACT 2 (the "Consolidated Cases"). The Consolidated Cases have been set for a four week jury trial beginning September 29, 1997.

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                         Notes to Financial Statements

     Section 21 of the Partnership Agreement provides that the General Partners and their affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 3, provided that the General Partners determine, in good faith, that such course of conduct was in the best interests of ACT 3 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct.

     Through December 31, 1996, ACT 3 and ACT 2 have received requests from the General Partners and certain affiliates for the advancement of legal and other fees and expenses associated with the above-described lawsuit totaling $1.8 million. Consistent with the terms of the Partnership Agreement, this amount has been advanced by ACT 3 and ACT 2. ACT 3's 50% share of such fees and expenses for the years ended December 31, 1996 and 1995 which total $395,000 and $526,000, respectively, has been included in selling, general, and administrative expenses in the accompanying financial statements. Fees and expenses incurred by the defendants will continue to be paid in equal shares by the Partnership and ACT 2 as they are incurred and approved.

     The litigation will have the effect of delaying the Partnership's final cash distributions. In addition, any successful indemnification claims by the defendants would have the effect of reducing the amount of such final cash distributions.

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

     As the Partnership has no directors or officers of its own, the Partnership's major decisions are made by the Managing General Partner whose general partners are Cable Corp. and TCI Ventures, Inc. ("TCI Ventures").

     The Partnership previously had entered into a management agreement with Cablevision, pursuant to which Cablevision was responsible for the day-to-day operations of the Partnership's cable television systems. Such agreement was terminated in connection with the consummation of the Sales Transactions. However, Cablevision continues to serve as the managing agent of the Partnership.

     As of January 31, 1997, the following executive officers and directors of TCI Ventures and Cable Corp. operate the Managing General Partner:


        Name                                                    Position
     -----------                                               -----------
Marvin Jones (1)(2)        Director and President of TCI Ventures since March 1996.
------------------         President of one of the cable groups of TCI Communications,
Born September 11, 1937    Inc. ("TCIC"), a subsidiary of TCI, since November 1, 1996.  Mr.
                           Jones has performed consulting services in the cable television industry since December 1991.


Gary K. Bracken (2)        Vice President and Controller of Cablevision and TCI Ventures
-------------------        March 1992. Mr. Bracken has been Controller of TCIC since
Born July 29, 1939         Appointed TCIC Senior Vice President in December 1991. Was
                           Vice President and Principal Accounting Officer of TCIC in


Stephen M. Brett           Director of TCI Ventures since August 1995. Vice President and
----------------           Secretary of Cablevision and TCI Ventures since March 1992.
Born September 20, 1940    Executive Vice President and Secretary of TCI since January of
                           1994; Mr. Brett was appointed TCIC Senior Vice President and
                           General Counsel as of December 1991.


Bernard W. Schotters       Vice President and Treasurer of Cablevision and TCI Ventures since
--------------------       March 1992.  Appointed TCIC Senior Vice President-Finance and
Born November 25, 1944     Treasurer in December 1991.  Was appointed TCIC Vice President of Finance in 1984.


                                     III-1

Karen M. Ryugo (2)        Director and President of Cable Corp. since March 1995.  Ms.
------------------        Ryugo has been a Senior Vice President of Wexford Management
Born October 8, 1959      LLC and its predecessor entities since November 1995 and a Vice
                          President from March 1995 through October 1995.  In addition, she has been a Principal at Wexford Capital Corp. since January
                          1995.  From July 1988 through December 1994, Ms. Ryugo was employed by Steinhardt Management Company, Inc.  Ms. Ryugo is a director of Resurgence Properties Inc.


Mark Plaumann (2)         Director and Vice President of Cable Corp. since March 1995.
-----------------         Mr. Plaumann has been a Senior Vice President of Wexford
Born September 1, 1955    Management LLC and its predecessor entities since November
                          1995 and a Vice President from February 1995 through October
                          1995.  In addition, he was a managing director at Alvarez &
                          Marsal Inc. from February 1990 through January 1995.


Jay Maymudes              Vice President, Secretary and Treasurer of Cable Corp. since
------------              March 1995.  Mr. Maymudes has been Chief Financial Officer,
Born February 25, 1961    Vice President and Treasurer of Presidio since August 1994; Chief
                          Financial Officer and Senior Vice President of Wexford
                          Management LLC and its predecessor entities since November
                          1995 and Chief Financial Officer and Vice President from July
                          1994;  Chief Financial Officer and a Vice President of
                          Resurgence Properties Inc. since July 1994, also an Assistant
                          Secretary of Resurgence from July 1994 to February 1995 when he became the Secretary; from December 1988 through June
                          1994, Mr. Maymudes was Secretary and Treasurer, and since
                          February 1990, Senior Vice President of Dusco, Inc.


                                     III-2

Arthur Amron              Vice President and Assistant Secretary of Cable Corp. since
------------              March 1995.  Mr. Amron has been General Counsel of Wexfor
Born December 3, 1956     Management LLC and its predecessor entities since November
                          1994, Senior Vice President since November 1995 and Vice
                          President from November 1994 through October 1995. Mr.
                          Amron was employed as an attorney by Schulte, Roth & Zabel from 1992 through November 1994 and previously by
                          Debervoise & Plimpton.


Robert Holtz              Vice President of Cable Corp. since March 1995.  Mr. Holtz has
------------              been a Vice President and Secretary of Presidio since August
Born November 30, 1967    1994; Senior Vice President of Wexford Management LLC and
                          its predecessor entities since November 1995 and a Vice
                          President from March 1994 through October 1995; Vice
                          President and Assistant Secretary for Resurgence Properties,
                          Inc. since March 1994; and a Vice President of Wexford Capital
                          Corp. since November 1994.  From 1989 through May 1994, Mr.
                          Holtz was employed by and since 1993 was a Vice President of
                          Bear Sterns Real Estate.



     (1) Mr. Jones was appointed TCIC Executive Vice President and Chief Operating Officer in March 1997.

     (2) Directors of TCI Ventures and Cable Corp. serve until their successors are appointed and qualified.

     There are no family relations, of first cousin or closer, among the individuals named above, by blood, marriage or adoption.

     During the past five years, none of the persons named above has had any involvement in such legal proceedings as would be material to an evaluation of that person's ability or integrity.

     Pursuant to section 16(a) of the Securities Exchange Act of 1934, as amended, officers and directors of the General Partners are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers and directors are required by regulation of the Commission to furnish the Partnership with copies of all
Section 16(a) forms filed.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Partnership believes that, during the fiscal year ended December 31, 1996, all applicable filing requirements were complied with.

                                     III-3

Item 11.  Executive Compensation.
-------   ----------------------

     The Partnership pays no direct compensation to the individuals named above, but instead pays for their services through management and other fees paid to Cablevision. See "Certain Relationships and Related Transactions" below.
                  ------------------------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

     No General or Limited Partner of the Partnership owns more than 5% of the Units of the Partnership.

     None of the individuals referred to in Item 10 above own (i) any Units of the Partnership or (ii) more than 1% of the outstanding shares of TCI, the ultimate parent and owner, directly or indirectly, of all of the voting stock of TCI Ventures. However, John V. Saeman, the Partnership's individual general partner, owns 20 Units. In addition, an indirect subsidiary of TCI owns 200 Units.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     Pursuant to the Partnership's limited partnership agreement, Cablevision is reimbursed for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements aggregated $36,000 in 1996.

     At December 31, 1996, the Partnership owed $205,000 to TCI and its affiliates. Such amounts are non-interest-bearing and consist of (i) the net effect of cash advances and certain intercompany expense allocations and (ii) the advancement of legal and other fees and expenses associated with the litigation described in note 4 to the accompanying financial statements.

                                     III-4

                                   PART IV.

Item 14.  Exhibits, Financial Statements and Financial Statement Schedules, and
-------   ---------------------------------------------------------------------
          Reports on Form 8-K.
          -------------------


(a)  (1)  Financial Statements
          --------------------

Included in Part II of the Report:                          Page
                                                            ----
     Independent Auditors' Report                           II-4

     Balance Sheets, December 31, 1996 and 1995             II-5

     Statement of Operations,
       Years ended December 31, 1996, 1995 and 1994         II-6

     Statements of Partners' Equity (Deficit),
       Years ended December 31, 1996, 1995 and 1994         II-7

     Statements of Cash Flows,
       Years ended December 31, 1996, 1995 and 1994         II-8

     Notes to Financial Statements,
       December 31, 1996, 1995 and 1994                     II-10

(a)  (2)  Financial Statement Schedules
          -----------------------------

         All schedules are omitted as they are not required or are not applicable.

(a)  (3)  Exhibits
          --------

The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

3 - Articles of Incorporation and Bylaws:

     Limited Partnership Agreement, incorporated by reference from Exhibit A to Prospectus filed pursuant to Rule 242(b) as part of Registration Statement 2-90004.

     Second Amendment to Partnership Agreement of the Partnership.

     Amendment to the Partnership's Limited Partnership Agreement, dated
      November 24, 1993, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 2-90004).

     Agreement of Limited Partnership of Managing General Partner, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1984 (Commission File No. 2-90004).

10 - Material Contracts:

     Form of Consulting Agreement between the Partnership and Cablevision, incorporated by reference to Registration Statement 2-90004.

     Form of Acquisition and Disposition Services Agreement between the
      Partnership and Cablevision, incorporated by reference to Registration Statement 2-90004.

     Form of Indemnification of Individual General Partner, incorporated by reference to Registration Statement 2-90004.

     Joint Venture Agreement between the Partnership and American Cable TV
      Investors 2, incorporated by reference to Amendment No. 1 to Registration Statement 2-90004.

     Dissolution, Indemnification and Contribution Agreement dated as of January 1, 1996 by and between American Cable TV Investors 2 and American Cable TV Investors 3 incorporated by reference to the Partnership's Annual Report on Form 10-K dated December 31, 1995.

27 - Financial Data Schedule.


(b)  Reports on Form 8-K filed during the quarter ended December 31, 1996:

     None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CABLE TV INVESTORS 3, A Limited Partnership
By:  IR-TCI PARTNERS III, Its Managing General Partner

     By:  TCI VENTURES, INC., a General Partner



         By:  /s/ Marvin Jones                   March 28, 1997
              ----------------------------
              Marvin Jones
              President and Director - TCI Ventures, Inc.
              (Principal Executive Officer)

     By:  INTEGRATED CABLE CORP., a General Partner



         By:  /s/ Karen Ryugo                    March 28, 1997
              ----------------------------
              Karen Ryugo
              President and Director - Integrated Cable Corp.
              (Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

               Signature                                        Date
            ---------------                                     ----
     /s/ Marvin Jones                                      March 28, 1997
     ----------------------------------
     Marvin Jones
     President and Director - TCI Ventures, Inc.
     (Principal Executive Officer)


     /s/ Bernard W. Schotters                              March 28, 1997
     ----------------------------------
     Vice President and Treasurer - TCI Ventures, Inc.
     (Chief Financial Officer)


     /s/ Gary K. Bracken                                   March 28, 1997
     ----------------------------------
     Gary K. Bracken
     Vice President and Controller - TCI Ventures, Inc.
     (Principal Accounting Officer)

          Signature                                        Date
       ---------------                                     ----
      /s/ Stephen M. Brett                            March 28, 1997
      ---------------------------------
      Stephen M. Brett
      Vice President and Secretary  and
      Director - TCI Ventures, Inc.

     /s/ Karen Ryugo                                  March 28, 1997
     ----------------------------------
     Karen Ryugo
     President and Director - Integrated
     Cable Corp.
     (Principal Executive Officer)

     /s/ Mark Plaumann                                March 28, 1997
     ----------------------------------
     Mark Plaumann
     Director - Integrated Cable Corp.

                         AMERICAN CABLE TV INVESTORS 3

                                 EXHIBIT INDEX
                                 -------------


The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:


3 - Articles of Incorporation and Bylaws:

       Limited Partnership Agreement, incorporated by reference from Exhibit A to Prospectus filed pursuant to Rule 242(b) as part of Registration Statement 2-90004.

       Second Amendment to Partnership Agreement of the Partnership.

       Amendment to the Partnership's Limited Partnership Agreement, dated
        November 24, 1993, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 2-90004).

       Agreement of Limited Partnership of Managing General Partner, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1984 (Commission File No. 2-90004).

10 - Material Contracts:

       Form of Consulting Agreement between the Partnership and Cablevision, incorporated by reference to Registration Statement 2-90004.

       Form of Acquisition and Disposition Services Agreement between the
        Partnership and Cablevision, incorporated by reference to Registration Statement 2-90004.

       Form of Indemnification of Individual General Partner, incorporated by reference to Registration Statement 2-90004.

       Joint Venture Agreement between the Partnership and American Cable TV
        Investors 2, incorporated by reference to Amendment No. 1 to Registration Statement 2-90004.

       Dissolution, Indemnification and Contribution Agreement dated as of January 1, 1996 by and between American Cable TV Investors 2 and American Cable TV Investors 3 incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

27  -  Financial Data Schedule.