Form 10-Q
period 1997-03-31
AMERICAN CABLE TV INVESTORS 3
filed 1997-05-13
CIK 742274

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 2-90004


                         AMERICAN CABLE TV INVESTORS 3
                         -----------------------------
            (Exact name of Registrant as specified in its charter)


             State of California                            84-0939576
        -------------------------------               -------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)


         5619 DTC Parkway
       Englewood, Colorado                                  80111
----------------------------------------              ------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (303) 267-5500


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X       No
                                         -------      -------

PART I - FINANCIAL INFORMATION


                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                                 Balance Sheets
                                  (unaudited)





                                          March 31,   December 31,
                                             1997         1996
                                          ----------  -------------
Assets                                      amounts in thousands
------

Cash and cash equivalents                   $ 4,819        $ 4,967
                                            =======        =======

Liabilities and Partners' Equity
--------------------------------

Accounts payable and accrued expenses       $    56             67

Amounts due to related parties (note 4)          31            205
                                            -------        -------

   Total liabilities                             87            272
                                            -------        -------

Partners' equity (deficit):
 General partners                            (2,153)        (2,162)
 Limited partners                             6,885          6,857
                                            -------        -------

   Total partners' equity                     4,732          4,695
                                            -------        -------

Contingency (note 5)
                                            $ 4,819          4,967
                                            =======        =======



See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                            Statements of Operations
                                  (unaudited)



                                            Three months ended
                                                 March 31,
                                          -----------------------
                                             1997          1996
                                          ---------      --------
                                            amounts in thousands,
                                             except unit amounts
Selling, general and administrative
 expenses (note 5)                             $   (37)     (124)


Interest income                                     74        69
                                               -------    ------

    Net earnings (loss)                        $    37       (55)
                                               =======    ======

Earnings (loss) per limited partnership
 unit (note 2)                                 $  0.40     (0.59)
                                               =======    ======

Limited partnership units outstanding           70,005    70,005
                                               =======    ======



See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1997
                                  (unaudited)


                               General   Limited
                              partners   partners  Total
                              ---------  --------  -----
                                 amounts in thousands
Balance at January 1, 1997     $(2,162)     6,857  4,695

 Net earnings                        9         28     37
                               -------      -----  -----

Balance at March 31, 1997      $(2,153)     6,885  4,732
                               =======      =====  =====



See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (unaudited)


                                            Three months ended
                                                March 31,
                                          ----------------------
                                             1997        1996
                                          -----------  ---------
                                           amounts in thousands
                                               (see note 3)

Cash flows from operating activities:
 Net earnings (loss)                          $   37        (55)
 Adjustments to reconcile net earnings
  (loss) to net cash provided by (used
  in) operating activities:
    Change in receivables                         --         29
    Change in accounts payable, accrued
     expenses and amounts due to related
      parties                                   (185)        95
                                              ------      -----

       Net cash provided by (used in)
        operating activities                    (148)        69
                                              ------      -----

Cash flows from investing activities -
 Distribution from American Cable TV of
  Redlands Joint Venture ("Redlands")             --        210
                                              ------      -----

Cash flows from financing activities              --         --
                                              ------      -----

       Net increase (decrease) in cash
         and cash equivalents                   (148)       279

       Cash and cash equivalents:
         Beginning of period                   4,967      5,057
                                              ------      -----

         End of period                        $4,819      5,336
                                              ======      =====


See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 March 31, 1997
                                  (unaudited)


(1)  Basis of Financial Statement Preparation
     ----------------------------------------
     American Cable TV Investors 3 (the "Partnership" or "ACT 3") and American Cable TV Investors 2 ("ACT 2") owned 35% and 65%, respectively, of Redlands, a joint venture which was formed to acquire, develop and operate cable television systems in and around Redlands, California. In connection with a dissolution, indemnification and contribution agreement (the "Dissolution Agreement"), Redlands was dissolved as of January 1, 1996. In accordance with the terms of the Dissolution Agreement, Redlands' net assets were distributed to ACT 2 and ACT 3 based on their respective ownership interests.

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

     The accompanying financial statements of the Partnership are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 1997, and the results of its operations for the three months ended March 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.

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

     Net earnings (loss) per limited partnership unit is calculated by dividing net earnings (loss) attributable to the limited partners by the number of limited partnership units outstanding during the period. The limited partners achieved Payback in 1994. Accordingly, the Partnership's net earnings (loss) for the three months ended March 31, 1997 and 1996 have been allocated using the post-Payback percentages set forth above.

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)

                         Notes to Financial Statements


(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     The Partnership considers investments with initial maturities of six months or less to be cash equivalents. At March 31, 1997, $4,779,000 of money market funds was included in cash and cash equivalents. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

(4)  Transactions with Related Parties
     ---------------------------------
     The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting or other services. Such reimbursements amounted to $9,000 for both of the three month periods ended March 31, 1997 and 1996.

     Amounts due to related parties represent non-interest-bearing payables to TCI and its affiliates consisting of (i) the net effect of cash advances and certain expense allocations and (ii) the advancement of legal and other fees and expenses associated with the litigation described in note 5.

(5)  Litigation
     ----------
     On September 30, 1994, a limited partner of the Partnership filed suit in United States District Court for the District of Colorado (the "District Court") against the managing general partner of ACT 3. A similar suit was filed against the managing general partner of ACT 2. The lawsuit, as amended, also names certain affiliates of the Partnership's managing general partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 and that certain defendants breached a fiduciary duty to the plaintiff in connection with the sale of the Redlands, California cable television system. The defendants believe that the claims asserted are without merit and intend to vigorously defend the actions. The defendants moved to dismiss various claims asserted in the complaint and the plaintiff opposed such motions. The defendants' motion was denied by the District Court on March 24, 1995.

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

     Through March 31, 1997, ACT 3 and ACT 2 have received requests from the General Partners and certain affiliates for the advancement of legal and other fees and expenses associated with the above-described lawsuit totaling $1.9 million. Consistent with the terms of the Partnership Agreement, this amount has been advanced by ACT 3 and ACT 2. ACT 3's 50% share of such fees and expenses for the three months ended March 31, 1997 and 1996 which total $12,000 and $102,000, respectively, has been included in selling, general, and administrative expenses in the accompanying financial statements. Fees and expenses incurred by the defendants will continue to be paid in equal shares by ACT 3 and ACT 2 as they are incurred and approved.

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

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)


Management's Discussion and Analysis of
---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------

     Material Changes in Results of Operations
     -----------------------------------------

     The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the three month periods ended March 31, 1997 and 1996 include (i) $12,000 and $102,000, respectively for the advancement of legal and other fees and expenses associated with the litigation described in note 5 to the accompanying financial statements, (ii) costs associated with the administration of the Partnership, and (iii) interest income earned on the Partnership's invested cash and cash equivalents.

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

                         AMERICAN CABLE TV INVESTORS 3
                            (A Limited Partnership)



PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits:

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 1997
          - none

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

                            AMERICAN CABLE TV INVESTORS 3
                              (A Limited Partnership)

                       By:  IR-TCI PARTNERS III,
                            Its Managing General Partner

                       By:  TCI VENTURES, INC.,
                            A General Partner



Date: May 13, 1997     By:  /s/ Gary K. Bracken
                            ------------------------------
                            Gary K. Bracken
                            Vice President and Controller
                            (Principal Accounting Officer)