Form 10-Q
period 1997-06-30
AMERICAN CABLE TV INVESTORS 3
filed 1997-08-13
CIK 742274

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            Form 10-Q



(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended June 30, 1997

(  ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 2-90004


                        AMERICAN CABLE TV INVESTORS 3
          ------------------------------------------------------

          (Exact name of Registrant as specified in its charter)


          State of California                         84-0939576
    -------------------------------               ------------------

    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


            5619 DTC Parkway
          Englewood, Colorado                            80111
----------------------------------------             -------------

(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (303) 267-5500


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.   Yes   X       No
               -----   ------

PART I - FINANCIAL INFORMATION


                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)

                         Balance Sheets
                           (unaudited)





                                            June 30,   December 31,
                                              1997        1996
                                            -------    ------------

Assets                                       amounts in thousands
------
Cash and cash equivalents                   $ 4,839         4,967
                                            =======       =======


Liabilities and Partners' Equity
--------------------------------

Accounts payable and accrued expenses       $    52            67

Amounts due to related parties (note 4)          65           205
                                            -------       -------

     Total liabilities                          117           272
                                            -------       -------

Partners' equity (deficit):
 General partners                            (2,155)       (2,162)
 Limited partners                             6,877         6,857
                                            -------       -------

     Total partners' equity                   4,722         4,695
                                            -------       -------

Contingency (note 5)
                                            $ 4,839         4,967
                                            =======       =======




See accompanying notes to financial statements.

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)

                    Statements of Operations
                           (unaudited)




                                           Three months        Six months
                                              ended              ended
                                             June 30,           June 30,
                                       ------------------  -----------------

                                         1997      1996      1997     1996
                                       -------   -------   -------   -------

                                               amounts in thousands,
                                                except unit amounts
General and administrative expenses
 (note 5)                              $   (30)     (155)      (67)     (279)

Interest income                             20       133        94       202
                                       -------   -------   -------   -------


     Net earnings (loss)               $   (10)      (22)       27       (77)
                                       =======   =======   =======   =======


Earnings (loss) per limited
  partnership unit (note 2)            $  (.11)     (.24)      .29      (.82)
                                       =======   =======   =======   =======


Limited partnership units
  outstanding                           70,005    70,005    70,005    70,005
                                       =======   =======   =======   =======




See accompanying notes to financial statements.

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)

                  Statement of Partners' Equity

                 Six months ended June 30, 1997
                           (unaudited)



                                       General    Limited
                                      partners   partners    Total
                                      --------   --------   -------

                                          amounts in thousands
Balance at January 1, 1997            $ (2,162)     6,857    4,695

 Net earnings                                7         20       27
                                      --------   --------   ------

Balance at June 30, 1997              $ (2,155)     6,877    4,722
                                      ========   ========   ======




See accompanying notes to financial statements.

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)

                    Statements of Cash Flows
                           (unaudited)


                                                         Six months ended
                                                             June 30,
                                                       --------------------

                                                         1997        1996
                                                       --------    --------
                                                        amounts in thousands
                                                           (see note 3)
Cash flows from operating activities:
    Net earnings (loss)                                $     27          (77)
    Adjustments to reconcile net earnings
      (loss) to net cash used in operating
      activities:
        Change in receivables                                --           29
        Change in accounts payable, accrued
          expenses and amounts due to related
          parties                                          (155)         (25)
                                                       --------     --------

        Net cash used in operating activities              (128)         (73)
                                                       --------     --------


Cash flows from investing activities -
   Distribution from Redlands                                --          210
                                                       --------     --------


Cash flows from financing activities                         --           --
                                                       --------     --------


        Net increase (decrease) in cash and
          cash equivalents                                 (128)         137

        Cash and cash equivalents:
          Beginning of period                             4,967        5,057
                                                       --------     --------


          End of period                                $  4,839        5,194
                                                       ========     ========




See accompanying notes to financial statements.

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)

                  Notes to Financial Statements

                          June 30, 1997
                           (unaudited)


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

     The accompanying financial statements of the Partnership are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 1997, and the results of its operations for the six months ended June 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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

     Net earnings (loss) per limited partnership unit is calculated by dividing net earnings (loss) attributable to the limited partners by the number of limited partnership units outstanding during the period. The limited partners achieved Payback in 1994. Accordingly, the Partnership's net earnings (losses) for the six months ended June 30, 1997 and 1996 have been allocated using the post-Payback percentages set forth above.

                                                      (continued)

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)

                  Notes to Financial Statements


(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     The Partnership considers investments with initial maturities of six months or less to be cash equivalents. At June 30, 1997, $4,839,000 of money market funds were included in cash and cash equivalents. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

(4)  Transactions with Related Parties
     ---------------------------------
     The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting or other services. Such reimbursements amounted to $18,000 for both of the six month periods ended June 30, 1997 and 1996.

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


                                                      (continued)
                              I-6

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

     Through June 30, 1997, ACT 3 and ACT 2 have received requests from the general partners and certain affiliates for the advancement of legal and other fees and expenses associated with the above-described lawsuit totaling $1.9 million. Consistent with the terms of the Partnership Agreement, this amount has been advanced by ACT 3 and ACT 2. ACT 3's 50% share of such fees and expenses for the six months ended June 30, 1997 and 1996, which total $15,000 and $236,000, respectively, has been included in general, and administrative expenses in the accompanying financial statements. Fees and expenses incurred by the defendants will continue to be paid in equal shares by ACT 3 and ACT 2 as they are incurred and approved.

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

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)


Management's Discussion and Analysis of
---------------------------------------

  Financial Condition and Results of Operations
  ---------------------------------------------

     Material Changes in Results of Operations
     -----------------------------------------

     The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the three and six month periods ended June 30, 1997 and 1996 include (i) the advancement of legal and other fees and expenses associated with the litigation described in note 5 to the accompanying financial statements, (ii) costs associated with the administration of the Partnership, and (iii) interest income earned on the
Partnership's invested cash and cash equivalents. Interest income for the three and six month periods ended June 30, 1997, has been decreased by $44,000 and $34,000, respectively, to reverse the overaccrual of interest income in prior periods.

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

                  AMERICAN CABLE TV INVESTORS 3
                     (A Limited Partnership)



PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits:

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended
          June 30, 1997
                - none

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

                                      AMERICAN CABLE TV INVESTORS 3
                                         (A Limited Partnership)

                                 By:  IR-TCI PARTNERS III,
                                      Its Managing General Partner

                                 By:  TCI VENTURES, INC.,
                                      A General Partner



Date:  August 13, 1997           By:  /s/ Gary K. Bracken
                                      ----------------------------------
                                      Gary K. Bracken
                                      Vice President and Controller
                                      (Principal Accounting Officer)